Form 10QSB
period 1999-06-30
EASTERN MANAGEMENT CORP
filed 1999-08-13
CIK 1088201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB


                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                                    For the quarterly period ended June 30, 1999

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                                  For the transition period from.......to.......
                                  Commission file number 000-26517


                         EASTERN MANAGEMENT CORPORATION
              (Exact name of small business issuer in its charter)

             Nevada                                        98-0204682
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    Suite 106, 1460 Pandosy Street, Kelowna, British Columbia, Canada V1Y 1P3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8445
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 1999:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No _X_

             This document consists of 16 pages, excluding exhibits.
                        The Exhibit Index is on page 14.

                         EASTERN MANAGEMENT CORPORATION

                                      INDEX


Part I - Financial Information

         Item 1. Financial Statements..........................................3

         Item 2. Plan of Operations............................................9

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K.............................14

                 Signatures...................................................15

                         EASTERN MANAGEMENT CORPORATION

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Eastern Management Corporation
(A Development Stage Company)
Unaudited Balance Sheet

                                                             Unaudited  Audited
                                                             June       March
                                                             30, 1999   31, 1999
                                                             --------   --------
ASSETS                                                        $    0     $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Advances Due to Related Entity                                $8,052     $    0

Total Current Liabilities                                      8,052          0

TOTAL LIABILITIES                                              8,052          0

SHAREHOLDERS' EQUITY

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                            50         50

Capital Paid In Excess Of
 Par Value Of Common Stock                                         0          0

(Deficit Accumulated During the Development Stage             -8,102        -50

TOTAL SHAREHOLDERS' EQUITY                                    -8,052          0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $    0     $    0

The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Eastern Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                    Unaudited
                                       Unaudited      Unaudited     July
                                       Three Month    Three Month   23, 1997
                                       Interim Period Interim       (Inception)
                                       Ended          Period Ended  Through
                                       June           June          June
                                       30, 1999       30, 1998      30, 1999
                                       -----------    -----------   -----------
Revenue                                $         0    $         0   $         0

Expenses:

Office                                           0              0            50
Legal and Accounting                         8,052              0         8,052

Total Expenses                               8,052              0         8,102

Net Income (Loss)                      $    (8,052)   $         0   $    (8,102)

Basic  Earnings (Loss) Per Share       $     (0.01)   $      0.00

Weighted Average Common Shares
 Outstanding                             1,000,000      1,000,000

The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Eastern Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                   Unaudited        Unaudited
                                                   Three Month      Three Month
                                                   Interim Period   Interim
                                                   Ended            Period Ended
                                                   June             June
                                                   30, 1999         30, 1998
                                                   ----------       ----------
Revenue                                            $        0       $        0

Expenses:

   Bank Charges                                             0                0
   Office                                                  12                0
   Legal and Accounting                                12,425                0
   Rent                                                   300                0
   Salaries                                             1,500                0
   Web Design                                             239                0

Total Expenses                                         14,476                0

Net Income (Loss)                                  $   14,476       $        0



Basic  Earnings (Loss) Per Share                   $     0.01       $     0.00

Weighted Average Common Shares
 Outstanding                                        1,525,000        1,000,000

The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Eastern Management Corporation
(A Development Stage Company)
Unaudited Statement Of Cash Flows

                                                                                                                         Unaudited
                                                                                     Unaudited         Unaudited         July
                                                                                     Three Month       Three Month       23, 1997
                                                                                     Interim Period    Interim Period    (Inception)
                                                                                     Ended             Ended             Through
                                                                                     June              June              June
                                                                                     30, 1999          30, 1998          30, 1999
                                                                                     --------          --------          --------
Net (Loss)                                                                           $(8,052)           $     0           $(8,102)

Adjustments To Reconcile Net Loss To Net Cash
 Used In Operating Activities:

Stock Issued For Services                                                                  0                  0                50
Expenses Paid by Related Entity on Behalf of Company                                   8,052                  0             8,052

 Net Cash Flows Provided By Operations                                                     0                  0                 0

Cash Flows From Investing Activities:

Net Cash Flows Provided By Investing Activities                                            0                  0                 0

Cash Flows From Financing  Activities:

Issuanance of Common Stock                                                                 0                  0                 0

Net Cash Flows Provided By Financing Activities                                            0                  0                 0

Net Increase In Cash                                                                       0                  0                 0
Cash At Beginning Of Period                                                                0                  0                 0

Cash At End Of Period                                                                $     0            $     0           $     0


Summary of non-cash investing and financing activities:

Stock Issued for Services                                                            $     0            $     0           $    50
Expenses Paid by Related Entity on Behalf of Company                                 $ 8,052            $     0           $ 8,052


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Eastern Management Corporation
Unaudited Statement Of Shareholders' Equity

                                                                                                        (Deficit)
                                                                                                        Accumulated
                                                     Number Of                         Additional       During The
                                                     Common           Common           Paid-In          Development
                                                     Shares           Stock            Capital          Stage             Total
                                                     ---------        ---------        ---------        ---------         ---------
Balance At July 23, 1997                                     0        $       0        $       0        $       0         $       0

Issuance of Common Stock:
July 23, 1997 for Services Valued
 at $.0001 Per Share                                 1,000,000               50                                                  50

Net Loss                                                                                                      -50               -50

Balance At March 31, 1998 and 1999                   1,000,000               50                0              -50                 0


Net Loss June 30, 1999                                                                                     -8,052            -8,052

Balance At June 30, 1999                             1,000,000        $      50        $       0        $  (8,102)        $  (8,052)

The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Eastern Management Corporation
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended June 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2000.


Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10 for the year ended March 31, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                         EASTERN MANAGEMENT CORPORATION


                               PLAN OF OPERATIONS

         The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 1999. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction

         The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. As soon as this registration statement becomes effective under Section 12 of the '34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

         Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors expects that it will provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy or information statement.

         While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         Due to the Company's intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

         The Company has no full time employees. Our President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 5 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. The Company does not expect any significant changes in the number of employees. See "Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest".

         Our officers and directors may become involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company has no preference as to which company will merge with or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Part F/S, Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Company intends to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. We have no contracts or agreements with any outside consultants and none are contemplated.

         We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management's agreements with the Company contain no negative covenants that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in the dissolution of the Company.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until a merger or acquisition is consummated, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal

Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's "due diligence" investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the '34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the '34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Year 2000 Disclosure

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that we will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on us after we successfully consummate a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is consummated.

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


                                LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against the Company.

                         EASTERN MANAGEMENT CORPORATION

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


                                    Exhibits

         Exhibit No.       Description
         -----------       -----------
         3.1*              Articles of Incorporation

         3.2*              Amendment to Articles of Incorporation

         3.3*              Bylaws

         4.1*              Specimen Informational Statement

         4.1.1*            Form of Lock-up Agreement Executed by the
                           Company's Shareholders

         27.1              Financial Data Schedule


*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated July 23, 1999, and incorporated herein by this reference.


Reports on Form 8-K

         None

                         EASTERN MANAGEMENT CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EASTERN MANAGEMENT CORPORATION


Date: August 13,1999                            By: /s/ Devinder Randhawa
                                                    ----------------------------
                                                    Devinder Randhawa, President


                                                By: /s/ Bob Hemmerling
                                                    ----------------------------
                                                    Bob Hemmerling, Secretary