Form 10QSB/A
period 1999-06-30
EASTERN MANAGEMENT CORP
filed 1999-09-27
CIK 1088201

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                  FORM 10-QSB/A



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

The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Eastern Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                    Unaudited
                                       Unaudited      Unaudited     July
                                       Three Month    Three Month   23, 1997
                                       Interim Period Interim       (Inception)
                                       Ended          Period Ended  Through
                                       June           June          June
                                       30, 1999       30, 1998      30, 1999
                                       -----------    -----------   -----------
Revenue                                $         0    $         0   $         0

Expenses:

Office                                           0              0            50
Legal and Accounting                         8,052              0         8,052

Total Expenses                               8,052              0         8,102

Net Income (Loss)                      $    (8,052)   $         0   $    (8,102)

Basic  Earnings (Loss) Per Share       $     (0.01)   $      0.00


Weighted Average Common Shares
 Outstanding                               500,000        500,000


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


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Eastern Management Corporation
Unaudited Statement Of Shareholders' Equity

                                                                                                        (Deficit)
                                                                                                        Accumulated
                                                     Number Of                         Additional       During The
                                                     Common           Common           Paid-In          Development
                                                     Shares           Stock            Capital          Stage             Total
                                                     ---------        ---------        ---------        ---------         ---------
Balance At July 23, 1997                                     0        $       0        $       0        $       0         $       0

Issuance of Common Stock:
July 23, 1997 for Services Valued
 at $.0001 Per Share                                   500,000               50                                                  50

Net Loss                                                                                                      -50               -50

Balance At March 31, 1998 and 1999                     500,000               50                0              -50                 0


Net Loss June 30, 1999                                                                                     -8,052            -8,052

Balance At June 30, 1999                               500,000        $      50        $       0        $  (8,102)        $  (8,052)

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


                                                EASTERN MANAGEMENT CORPORATION



Date: September 24, 1999                        By: /s/ Devinder Randhawa
                                                    ----------------------------
                                                    Devinder Randhawa, President



                                                By: /s/ Bob Hemmerling
                                                    ----------------------------
                                                    Bob Hemmerling, Secretary