Form 10QSB
period 2000-06-30
INFORETECH INC
filed 2000-08-14
CIK 1088201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file Number: 000-26517

                            EASTERN MANAGEMENT CORP.
                           (FORMERLY INFORETECH INC.)
        (Exact name of small business issuer as specified in its charter)

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

                                  (604)687-0717

                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common
equity,  as of the latest  practicable  date:                     500,000 common
shares as at June 30, 2000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                            EASTERN MANAGEMENT CORP.
                           (formerly Inforetech Inc.)

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Balance Sheets as of
                     June 30, 2000 and March 31, 2000

                     Consolidated Statements of Operations for the periods ended June 30, 2000 and June 30, 1999

                     Consolidated  Statements  of Cash  Flows for
                     the periods ended June 30, 2000 and June 30,
                     1999

                     Consolidated Statements of Changes in Stockholders' Equity

                     Notes to Consolidated Financial Statements

         Item 2      Plan of Operations

PART II. OTHER INFORMATION

         SIGNATURES

                         EASTERN MANAGEMENT CORPORATION
                           (FORMERLY INFORETECH INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================
                                                                                                     June 30,        March 31,
                                                                                                         2000             2000
---------------------------------------------------------------------------------------------- --------------- ----------------
ASSETS                                                                                         $           --  $           --
============================================================================================== =============== ================
LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                                               $        2,650  $           --
                                                                                               --------------  --------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 4)

       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          June 30, 2000 - 500,000 common shares
          March 31, 2000 - 500,000 common shares                                                           50               50
    Additional paid-in capital                                                                          8,052            8,052
    Deficit accumulated during the development stage                                                  (10,752)          (8,102)
                                                                                               --------------  ---------------

                                                                                                       (2,650)             --
                                                                                               --------------  --------------

                                                                                               $           --  $           --
============================================================================================== =============== ================


   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

==============================================================================================================================
                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,
                                                                                     1997       Three Month       Three Month
                                                                                       to      Period Ended      Period Ended
                                                                                March 31,          June 30,          June 30,
                                                                                     2000              2000              1999
----------------------------------------------------------------------- ------------------ ----------------- -----------------
EXPENSES
    Office and miscellaneous                                            $             50   $             --  $            --
    Professional fees                                                              8,052              2,650               --
                                                                        ----------------   ----------------  ---------------

LOSS FOR THE PERIOD                                                     $          8,102   $          2,650  $            --
======================================================================= ================== ================= =================

BASIC AND DILUTED LOSS PER SHARE                                                           $         (0.01)  $            --
======================================================================= ================== ================= =================

WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING                                                      500,000           500,000
======================================================================= ================== ================= =================


   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==============================================================================================================================
                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,
                                                                                     1997       Three Month       Three Month
                                                                                       to      Period Ended      Period Ended
                                                                                March 31,          June 30,          June 30,
                                                                                     2000              2000              1999
----------------------------------------------------------------------- ------------------ ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                                 $        (10,752)  $         (2,650) $            --

    Items not affecting cash:
       Increase in accounts payable                                                2,650              2,650               --
       Stock issued for services                                                      50                 --
       Expenses paid by related party on behalf of Company                         8,052                 --               --
                                                                        ----------------   ----------------  ---------------

    Net cash used in operating activities                                             --                 --               --
                                                                        ----------------   ----------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash used in investing activities                                             --                 --               --
                                                                        ----------------   ----------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Net cash provided by financing activities                                         --                 --               --
                                                                        ----------------   ----------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                             --                 --               --


CASH POSITION, BEGINNING OF THE PERIOD                                                --                 --               --
                                                                        ----------------   ----------------  ---------------

CASH POSITION, END OF THE PERIOD                                        $             --   $             --  $            --
======================================================================= ================== ================= =================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

    Cash paid for income taxes                                          $             --   $             --  $            --
    Cash paid for interest                                              $             --   $             --  $            --
======================================================================= ================== ================= =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
FINANCING ACTIVITIES

    Common shares issued for services                                   $             50   $             --  $            --
    Expenses paid by related party on behalf of Company                            8,052                 --               --
======================================================================= ================== ================= =================


   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

==============================================================================================================================
                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                     Common Stock                Additional              the            Total
                                           ---------------- ----------------        Paid-in      Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
------------------------------------------ ---------------- ---------------- --------------- ---------------- ----------------
BALANCE, JULY 23, 1997                                 --   $           --   $           --  $           --   $           --

    Capital stock issued for services             500,000               50               --              --               50

    Loss for the period                                --               --               --             (50)             (50)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                  500,000               50               --             (50)              --

    Shareholder capital contribution                   --               --            8,052              --            8,052

    Loss for the year                                  --               --               --          (8,052)          (8,052)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2000                           500,000               50            8,052          (8,102)              --

    Loss for the period                                --               --               --          (2,650)          (2,650)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, JUNE 30, 2000                            500,000   $           50   $        8,052  $      (10,752)  $       (2,650)
========================================== ================ ================ =============== ================ ================


   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000

1. ORGANIZATION OF THE COMPANY

The Company was incorporated on July 23, 1997 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada. On September 24, 1999, the Company changed its name to inFOREtech Inc. On January 17, 2000, the Company changed its name back to Eastern Management Corporation.

The Company entered the development stage in accordance with Statement of Financial Accounting Standards No. 7 on July 23, 1997. The Company is a "Blank Check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange Commission.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

=========================================================================== =============== ================

                                                                                   June 30,        March 31,
                                                                                     2000             2000
--------------------------------------------------------------------------- --------------- ----------------
Deficit accumulated during the development stage                            $      (10,752) $        (8,102)
=========================================================================== =============== ================

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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
--------------------------------------------------------------------------------

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

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

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.

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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
--------------------------------------------------------------------------------

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

On September 21, 1999, the Company implemented a 31:1 forward stock split. On April 3, 2000, the Company reversed the previous 31:1 forward stock split. The statements of changes in stockholders' equity have been restated to give retroactive recognition of the stock split and reverse stock split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split and reverse stock split.

Proposed public offering of common stock

The Company has commenced with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 100,000 common shares to be sold at a price of $1.00 per share.

Rule 419 requirements

Rule 419 requires that offering proceeds, after deduction for underwriting commissions, underwriting expenses and deal allowances issued, be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the company and to the investors, respectively, only after the company has met the following three basic conditions. First, the company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
--------------------------------------------------------------------------------

5. INCOME TAXES

The Company's total deferred tax asset at June 30 is as follows:

=========================================================================== =============== ==============

                                                                                  June 30,      March 31,
                                                                                      2000           2000
--------------------------------------------------------------------------- --------------- --------------
Tax benefit of net operating loss carryforward                              $       1,613   $       1,215
Valuation allowance                                                                (1,613)         (1,215)
                                                                            -------------   -------------

                                                                            $          --   $          --
=========================================================================== =============== ==============

The Company has a net operating loss carryforward of approximately $10,752, which if not used, will expire between the years of 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6. RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three month period ended June 30, 2000, the Company accrued $2,650 for professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction
------------

We seek to acquire assets or shares of a business that generates revenues, in exchange for our shares. When our registration statement becomes effective, our President will attempt to find an acquisition candidate. Our President has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger as of the date of our registration statement.

We  will  provide  our  shareholders  with  complete  disclosure   documentation
concerning potential business opportunities. Disclosure is expected to be in the form of a proxy or information statement.

Our director intends to obtain certain assurances of value, including statements of assets and liabilities, material contracts or accounts receivable statements before closing a transaction.

We will remain a shell corporation until a merger or acquisition candidate is identified. It is anticipated that our cash requirements will be minimal, and that all necessary capital will be provided by the directors or officers. We do not anticipate having to raise capital in the next twelve months. We do not expect to acquire any plant or significant equipment.

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company.

We have no full time employees. Mr. Jason John is our only part time employee. Mr. John has agreed to allocate a portion of his time to our activities, without compensation. Mr. John anticipates that our business plan can be implemented by him devoting approximately five (5) hours per month to our business affairs. We do not expect any significant changes in the number of employees.

General Business Plan
---------------------

Our purpose is to acquire an interest in a business which seeks the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business or industry. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources.

We may seek a business combination with companies that have recently commenced operations. It is likely that any business we select will require additional capital to expand into new products or markets.

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances and shortages of available capital, management believes there are numerous firms seeking the perceived benefits of a publicly registered corporation. Business opportunities may occur in different industries and at various stages of development.

We currently have no capital to provide to the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by Mr. Jason John who is not a professional business analyst. Management intends to concentrate on identifying business opportunities that may be brought to our attention through Mr. John's business associations. In analyzing prospective business opportunities, management will consider:

     *    the available technical, financial and managerial resources;
     *    working capital and other financial requirements;
     *    history of operations, if any;
     *    prospects for the future;
     *    nature of present and expected competition;
     * the quality and experience of management services that may be available and the depth of that management;
     *    the potential for further research, development, or exploration;
     * specific risk factors which could be anticipated to impact our proposed activities;
     *    the potential for growth or expansion;
     *    the potential for profit;
     * the perceived public recognition of acceptance of products, services, or trades;
     *    name identification; and
     *    other relevant factors.

We expect to meet personally with management and key personnel of the business opportunity as part of our due diligence investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate businesses. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate using outside consultants or advisors, except for legal counsel and accountants. If we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets.

We anticipate that we will incur nominal expenses in the implementation of our business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. If a merger candidate cannot be found within a reasonable period of time, management will not continue to provide capital.

How Our Acquisition May be Structured
-------------------------------------

To close our business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On closing, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. All sales will be made in compliance with the securities laws of the United States and any applicable state.

Management may visit material facilities, obtain independent verification of information and check references of management and key personnel. We will participate in a business opportunity only after the negotiation and signing of appropriate written agreements.

Negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders will acquire. Our percentage ownership in the combined company will likely be significantly lower than our current ownership interest.

Competition
-----------

We are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital groups and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our extremely limited financial resources and limited management availability we will continue to be at a significant competitive disadvantage.

                                     PART II
                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3   DEFAULTS UPON SENIOR SECURITIES

         None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5   OTHER INFORMATION

         None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 27.1 Financial Data Schedule

         (b) Reports on Form 8-K

         A Form 8K was filed on April 3, 2000 stating:

         On September 27, 1999, seven corporate shareholders and four individual shareholders reported on Schedule 13D under the Securities and Exchange Act of 1934 that they had acquired 500,000 common shares of the Company or 100% of the Company's issued common shares. Subsequent to the filing of the Schedule 13D, the share purchase agreement was rescinded resulting in the Company's original shareholders maintaining their interest in the Company's common shares.

         The Company's original shareholders were all party to lock up agreements which are described in detail in the Company's Form 10SB which was filed with the Securities and Exchange Commission on June 28, 1999. The share purchase agreement was entered into in contemplation of a business acquisition by the Company which would have permitted termination of the original shareholders' lock up agreements.

         The Company's initial business purpose remains unchanged, namely, to investigate business opportunities presented to it by persons or firms who or which desire the advantages of reporting status under the Securities and Exchange Act of 1934. The Company remains a "blank check" company and management continues to seek potential business opportunities for development by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EASTERN MANAGEMENT CORP.

                           (formerly Inforetech Inc.)

Dated:  August 10, 2000             Per:     /s/ Jason John
                                             --------------
                                              Jason John, President and Director