Form 10QSB
period 2000-09-30
INFORETECH INC
filed 2000-11-13
CIK 1088201

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        Commission file Number: 000-26517

                            EASTERN MANAGEMENT CORP.
        (Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest

practicable date:      500,000 common shares as at September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                            EASTERN MANAGEMENT CORP.

                                      INDEX

PART 1.  FINANCIAL INFORMATION


  Item 1.   Financial Statements                                               3

            Consolidated Balance Sheets as of
            September 30, 2000 and March 31, 2000                              4

            Consolidated Statements of Operations for the periods ended
            September 30, 2000 and September 30, 1999                          5

            Consolidated  Statements  of Cash  Flows for
            the  periods  ended  September  30, 2000 and
            September 30, 1999                                                 6

            Consolidated Statements of Changes in Stockholders' Equity         7

            Notes to Consolidated Financial Statements                         8

  Item 2    Plan of Operation                                                 12

PART II. OTHER INFORMATION

 Item 1     Legal Proceedings                                                 15

 Item 2     Changes in Securities                                             15

 Item 3     Defaults Upon Senior Securities                                   15

 Item 4     Submission of Matters to a Vote of Security Holders               15

 Item 5     Other Information                                                 15

 Item 6     Exhibits and Reports on Form 8K                                   15


            SIGNATURES                                                        15

                         EASTERN MANAGEMENT CORPORATION

                           (FORMERLY INFORETECH INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2000



EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

====================================================================================================================================
                                                                                               September 30,         March 31,
                                                                                                   2000              2000
------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                       $           --    $          --
====================================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                                             $        6,500   $           --
                                                                                             --------------   --------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)

       Authorized

          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding

          September 30, 2000 - 500,000 common shares

          March 31, 2000 - 500,000 common shares                                                          50               50
    Additional paid-in capital                                                                         8,052            8,052
    Deficit accumulated during the development stage                                                 (14,602)          (8,102)
                                                                                             ---------------  ---------------

                                                                                                      (6,500)             --
                                                                                             ---------------  --------------

                                                                                             $            --   $          -=
====================================================================================================================================



The accompanying  notes  are  an  integral part  of  these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

====================================================================================================================================
                                            Cumulative
                                               Amounts
                                        From Inception
                                           on July 23,
                                                  1997       Three Month       Three Month         Six Month         Six Month
                                                    to      Period Ended      Period Ended      Period Ended      Period Ended
                                         September 30,     September 30,     September 30,     September 30,     September 30,
                                                  2000              2000              1999              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES

    Office and miscellaneous         $             50   $             --  $             --  $             --  $             --
    Professional fees                          13,352              2,650             8,052             5,300             8,052
    Transfer agent and filing fees              1,200              1,200                --             1,200                --
                                     ----------------   ----------------  ----------------  ----------------  ---------------

LOSS FOR THE PERIOD                  $         14,602   $          3,850  $          8,052  $          6,500  $          8,052
====================================================================================================================================


BASIC AND DILUTED LOSS
    PER SHARE                                           $         (0.01)  $         (0.01)  $         (0.01)  $         (0.01)
====================================================================================================================================


WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                           500,000           500,000           500,000           500,000
====================================================================================================================================



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

====================================================================================================================================

                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,
                                                                                     1997         Six Month         Six Month
                                                                                       to      Period Ended      Period Ended
                                                                            September 30,     September 30,     September 30,
                                                                                     2000              2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                                 $        (14,602)  $         (6,500) $         (8,052)

    Items not affecting cash:
       Increase in accounts payable                                                6,500              6,500                --
       Stock issued for services                                                      50                 --
       Expenses paid by related party on behalf of Company                         8,052                 --             8,052
                                                                        ----------------   ----------------  ----------------

    Net cash used in operating activities                                             --                 --               --
                                                                        ----------------   ----------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash used in investing activities                                             --                 --               --
                                                                        ----------------   ----------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Net cash provided by financing activities                                         --                 --               --
                                                                        ----------------   ----------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                            --                 --               --


CASH POSITION, BEGINNING OF THE PERIOD                                               --                 --               --
                                                                        ----------------   ----------------  ---------------


CASH POSITION, END OF THE PERIOD                                        $            --    $            --   $           --
=============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

    Cash paid for income taxes                                          $            --    $            --   $           --
    Cash paid for interest                                              $            --    $            --   $           --
=============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
FINANCING ACTIVITIES:
    Common shares issued for services                                   $             50   $            --   $           --
    Expenses paid by related party on behalf of Company                            8,052                --            8,052
=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


===================================================================================================================================

                                                                                                             Deficit
                                                                                                         Accumulated
                                                                                                              During
                                                                     Common Stock        Additional              the          Total
                                                             ------------------------       Paid-in      Development   Stockholders'
                                                             Shares            Amount       Capital            Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 23, 1997                                             --             $--        $   --        $     --         $    --

    Capital stock issued for services                         500,000              50            --              --              50

    Loss for the period                                            --              --            --             (50)            (50)
                                                             --------        --------      --------       ---------        --------

BALANCE, MARCH 31, 1998 AND 1999                              500,000              50            --             (50)             --

    Shareholder capital contribution                               --              --         8,052              --           8,052

    Loss for the year                                              --              --            --          (8,052)         (8,052)
                                                             --------        --------      --------       ---------        --------

BALANCE, MARCH 31, 2000                                       500,000              50         8,052          (8,102)             --

    Loss for the period                                            --              --            --          (6,500)         (6,500)
                                                             --------        --------      --------       ---------        --------

BALANCE, SEPTEMBER 30, 2000                                   500,000             $50        $8,052        $(14,602)        $(6,500)
====================================================================================================================================



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000




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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

         ===========================================================================================================

                                                                                    September 30,     September 30,
                                                                                             2000              2000
         -----------------------------------------------------------------------------------------------------------

         Deficit accumulated during the development stage                         $       (14,602) $        (8,102)
         Working capital deficiency                                                        (6,500)              --
         ===========================================================================================================


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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000




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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000



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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000




5.       INCOME TAXES

         The Company's total deferred tax asset at September 30 is as follows:

         ===========================================================================================================

                                                                                       September 30,   September 30,
                                                                                               2000            2000
         -----------------------------------------------------------------------------------------------------------

         Tax benefit of net operating loss carryforward                             $       2,190      $       1,215
         Valuation allowance                                                               (2,190)            (1,215)
                                                                                    -------------      -------------

                                                                                    $          --      $          --
         ===========================================================================================================

         The Company has a net operating loss carryforward of approximately $14,602, which if not used, will expire between the years of 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the six month period ended September 30, 2000, the Company accrued $5,300 for professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction

We seek to acquire assets or shares of a business that generates revenues, in exchange for our shares. When this registration statement becomes effective, our President will attempt to find an acquisition candidate. Our President has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger as of the date of this registration statement.

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

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      We held an annual general meeting on August 3, 2000.

         (b) Our annual general meeting involved the election of directors. Mr. Jason John was re-elected the sole director of our company.

         (c) The first matter which was voted on at our annual general meeting was the election of directors. 304,000 votes received were cast for and zero votes were received against the election of Mr. Jason John as the sole director of the Company.

                  The second matter which was voted on at our annual general meeting was the election of auditors. 304,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending March 31, 2001.

         (d)      Not applicable.

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

                                    EASTERN MANAGEMENT CORP.

Dated:  November 10, 2000           Per:  /s/ Jason John
                                          -------------------------------------
                                          Jason John, President and Director