Form 10QSB
period 2000-12-31
INFORETECH INC
filed 2001-02-14
CIK 1088201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2000

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                            EASTERN MANAGEMENT CORP.


                                      INDEX

PART 1.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets as of
                                    December 31, 2000 and March 31, 2000

                                    Consolidated Statements of Operations for the periods ended
                                    December 31, 2000 and September 30, 1999

                                    Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and September 30, 1999

                                    Consolidated Statements of Changes in Stockholders' Equity

                                    Notes to Consolidated Financial Statements

                  Item 2            Plan of Operation

PART II.          OTHER INFORMATION

                  Item 1            Legal Proceedings

                  Item 2            Changes in Securities

                  Item 3            Defaults Upon Senior Securities

                  Item 4            Submission of Matters to a Vote of Security Holders

                  Item 5            Other Information

                  Item 6            Exhibits and Reports on Form 8K


                  SIGNATURES

                         EASTERN MANAGEMENT CORPORATION
                           (FORMERLY INFORETECH INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                DECEMBER 31, 2000

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================
                                                                                                December 31,         March 31,
                                                                                                        2000              2000
-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                       $            -   $            -
===============================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable                                                                         $         8,000  $            -
                                                                                             ---------------  --------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          December 31, 2000 - 500,000 common shares
          March 31, 2000 - 500,000 common shares                                                          50               50
    Additional paid-in capital                                                                         8,052            8,052
    Deficit accumulated during the development stage                                                 (16,102)          (8,102)
                                                                                             ---------------  ---------------

                                                                                                      (8,000)              -
                                                                                             ---------------  --------------

Total liabilities and stockholders' equity                                                   $            -   $            -
===============================================================================================================================


On behalf of the Board:

/s/ Jason John
--------------------
Jason John, Director



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================
                                            Cumulative
                                               Amounts
                                        From Inception
                                           on July 23,       Three Month       Three Month        Nine Month        Nine Month
                                               1997 to      Period Ended      Period Ended      Period Ended      Period Ended
                                          December 31,      December 31,      December 31,      December 31,      December 31,
                                                  2000              2000              1999              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Office and miscellaneous         $             50   $              -  $              -  $              -  $              -
    Professional fees                          14,852              1,500                 -             6,800             8,052
    Transfer agent and filing fees              1,200                  -                 -             1,200                -
                                     ----------------   ----------------  ----------------  ----------------  ---------------


LOSS FOR THE PERIOD                  $        (16,102)  $         (1,500) $              -  $         (8,000) $         (8,052)
===============================================================================================================================


BASIC AND DILUTED LOSS
    PER SHARE                                           $         (0.01)  $              -  $         (0.01)  $         (0.01)
===============================================================================================================================


WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                           500,000           500,000           500,000           500,000
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==============================================================================================================================
                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,        Nine Month        Nine Month
                                                                                  1997 to      Period Ended      Period Ended
                                                                             December 31,      December 31,      December 31,
                                                                                     2000              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $        (16,102)  $         (8,000) $         (8,052)

    Items not affecting cash:
       Increase in accounts payable                                                8,000              8,000                 -
       Stock issued for services                                                      50                  -                 -
       Expenses paid by related party on behalf of Company                         8,052                  -             8,052
                                                                        ----------------   ----------------  ----------------

    Net cash used in operating activities                                              -                  -                 -
                                                                        ----------------   ----------------  ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              -                  -                 -
                                                                        ----------------   ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                          -                  -                 -
                                                                        ----------------   ----------------  ----------------


CHANGE IN CASH POSITION DURING THE PERIOD                                              -                  -                 -


CASH POSITION, BEGINNING OF THE PERIOD                                                 -                  -                 -
                                                                        ----------------   ----------------  ----------------


CASH POSITION, END OF THE PERIOD                                        $              -   $              -  $              -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                          $              -   $              -  $              -
    Cash paid for interest                                                             -                  -                 -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING
ACTIVITIES:
    Common shares issued for services                                   $             50   $              -  $              -
    Expenses paid by related party on behalf of the Company                        8,052                  -             8,052
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

==============================================================================================================================
                                                                                                     Deficit
                                                                                                 Accumulated
                                                     Common Stock                Additional       During the            Total
                                           ---------------------------------        Paid-in      Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 23, 1997                                  -   $            -   $            -  $            -   $            -

    Capital stock issued for services             500,000               50                -               -               50

    Loss for the period                                 -                -                -             (50)             (50)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                  500,000               50                -             (50)               -

    Shareholder capital contribution                    -                -            8,052               -            8,052

    Loss for the year                                   -                -                -          (8,052)          (8,052)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2000                           500,000               50            8,052          (8,102)               -

    Loss for the period                                 -                -                -          (8,000)          (8,000)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, DECEMBER 31, 2000                        500,000   $           50   $        8,052  $      (16,102)  $       (8,000)
==============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.


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

         ====================================================================================================================
                                                                                               December 31,        March 31,
                                                                                                       2000             2000
         --------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                                  $       (16,102)  $        (8,102)
         Working capital deficiency                                                                 (8,000)                -
         ====================================================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================


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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 2000.

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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================


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

EASTERN MANAGEMENT CORPORATION
(formerly inFOREtech Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================


5.       INCOME TAXES

         The Company's total deferred tax asset at December 31 is as follows:

           ===================================================================================================================
                                                                                               December 31,         March 31,
                                                                                                       2000              2000
           -------------------------------------------------------------------------------------------------------------------
           Tax benefit of net operating loss carryforward                                  $         2,415   $         1,215
           Valuation allowance                                                                      (2,415)           (1,215)
                                                                                           ---------------   ---------------

                                                                                           $             -   $             -
           ===================================================================================================================

         The Company has a net operating loss carryforward of approximately $16,102, which if not used, will expire between the years of 2018 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the nine month period ended December 31, 2000, the Company accrued $6,800 for professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

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

                                         EASTERN MANAGEMENT CORP.


Dated:  February 13, 2001                Per: /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director