Form 10KSB
period 2001-03-31
EASTERN MANAGEMENT CORP /
filed 2001-07-02
CIK 1088201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-26517

                            EASTERN MANAGEMENT CORP.
                 (Name of small business issuer in its charter)

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

Common Stock, $0.0001 par value        Not yet listed or quoted

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

As of March 31, 2001, there were 500,000 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (196,000 shares) was approximately $Nil as the Issuer's shares are not yet traded on a public market.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I
                                    BUSINESS

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

Eastern Management Corp. (referred to as "us," "we" or "our"), was incorporated on July 23, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. The Issuer changed its name from "Eastern Management Corp." to "Inforetech Inc." on September 24, 1999 and then changed its name from "Inforetech Inc." to "Eastern Management Corp." on January 27, 2000. Other than issuing shares to our shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

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

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

The Issuer is not a party to any pending or threatened legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended March 31, 2001.

The Issuer's 2001 annual general meeting is scheduled to be held on August 1, 2001 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2001/2002 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year. No other business is expected to be brought before the Issuer's shareholders at the 2001 annual general meeting. The Issuer's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

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

ITEM 6 - PLAN OF OPERATION
--------------------------

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

Acquisition of Opportunities
----------------------------

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

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

The audited financial statements for Eastern Management Corp. for the year ending March 31, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

The Issuer has had no change in its principal independent accountant during its last financial year ended March 31, 2001. The Issuer has had no disagreements with its principal independent accountant on any accounting or financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
----------------------------------------------------------------------

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

Mr. John also holds the following positions:

1.  Sole Director, President and Secretary of Tripacific Development Corp.
2.  Sole Director, President and Secretary of Triwest Management Resources Corp.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2001, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the number of shares of the Issuer's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Issuer; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Issuer's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Issuer's Common Stock as of March 31, 2001. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Issuer has been provided such information by its directors, nominees for directors and executive officers.

NAME (AND ADDRESS OF 5%             COMMON SHARES BENEFICIALLY     PERCENT
HOLDER) OR IDENTITY OF GROUP        OWNED (1)                      OF CLASS (2)
-----------------                   ---------                      ------------

Devinder Randhawa
Suite 104                                 152,000                  30.4%
1456 St. Paul Street,
Kelowna, B.C.
V1Y 2E6

Bob Hemmerling
1908 Horizon Drive                        152,000                  30.4%
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

(2) Based on 500,000 shares of Common Stock issued and outstanding as of March 31, 2001.


There are no arrangements in place which may result in a change of control of the Issuer.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A)      Exhibits

EXHIBIT
NUMBER          DESCRIPTION

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

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-26517) filed on June 28, 1999, incorporated herein by reference.

4.1.1 Specimen Informational Statement as filed with the Issuer's Form 10-SB (file no.000-26517) filed on June 28, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended June 30, 2000, filed on August 14, 2000, incorporated herein by reference.

13.2 Form 10QSB for the Period ended September 30, 2000, filed on November 13, 2000, incorporated herein by reference.

13.3 Form 10QSB for the Period ended December 31, 2000, filed on February 14, 2001, incorporated herein by reference.

23.1 Consent of Davidson & Company as filed with the Issuer's Form SB2-Prospectus on June 7, 2000, incorporated herein by reference.

23.2 Consent of Evers & Hendrickson as filed with the Issuer's Form SB2-Prospectus on June 7, 2000, incorporated herein by reference.

99 Form SB-2/A Prospectus filed on August 8, 2000, incorporated herein by reference.

(B)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EASTERN MANAGEMENT CORP.


Dated:  June 28, 2001            Per:     /s/ Jason John
                                          --------------------------------------
                                          Jason John, President and Director

                         EASTERN MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2001


 DAVIDSON & COMPANY     Chartered Accountants          A Partnership of Incorporated Professionals
                   -----                     -----------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT




To the Directors and Stockholders of
Eastern Management Corporation
(A Development Stage Company)


We have audited the accompanying balance sheets of Eastern Management Corporation as at March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on July 23, 1997 to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Eastern Management Corporation will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Eastern Management Corporation as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from inception on July 23, 1997 to March 31, 2001 in conformity with generally accepted accounting principles in the United States of America.




                                                            "DAVIDSON & COMPANY"


Vancouver, Canada                                          Chartered Accountants

June 21, 2001
                          A Member of SC INTERNATIONAL
                          ----------------------------

Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific
                     Centre, Vancouver, BC, Canada, V7Y 1G6
                   TELEPHONE (604) 687-0947 FAX (604) 687-6172

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS AT MARCH 31

==============================================================================================================================

                                                                                                         2001            2000
------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                         $           -   $            -
==============================================================================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable                                                                           $        7,171  $            -
                                                                                               --------------  --------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2000 - 500,000 common shares
          March 31, 2001 - 500,000 common shares                                                           50              50
    Additional paid-in capital                                                                         17,613           8,052
    Deficit accumulated during the development stage                                                  (24,834)         (8,102)
                                                                                               --------------  ---------------

                                                                                                       (7,171)              -
                                                                                               --------------  --------------

Total liabilities and stockholders' equity                                                     $           -   $            -
==============================================================================================================================


On Behalf of the Board of Directors:


/s/Jason John
------------------------------
Jason John, Director








   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

==============================================================================================================================

                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,
                                                                                     1997
                                                                                       to        Year Ended        Year Ended
                                                                                March 31,         March 31,         March 31,
                                                                                     2001              2001              2000
=============================================================================================================================
EXPENSES
    Office and miscellaneous                                             $             50  $             -   $             -
    Professional fees                                                              23,584            15,532             8,052
    Transfer agent and filing fees                                                  1,200             1,200                -
                                                                         ----------------  ----------------  ---------------


LOSS FOR THE PERIOD                                                      $        (24,834) $        (16,732) $         (8,052
=============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                           $         (0.03)  $         (0.01)
=============================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                       500,000           500,000
=============================================================================================================================











   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS


==============================================================================================================================

                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,
                                                                                     1997
                                                                                       to        Year Ended        Year Ended
                                                                                March 31,         March 31,         March 31,
                                                                                     2001              2001              2000
==============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                  $        (24,834) $        (16,732) $         (8,052)
    Items not affecting cash:
       Stock issued for services                                                       50                -                 -
       Expenses paid by related party on behalf of the Company                     17,613             9,561             8,052

    Change in non-cash operating assets and liabilities
       Increase in accounts payable                                                 7,171             7,171                -
                                                                         ----------------  ----------------  ---------------

    Net cash used in operating activities                                              -                 -                 -
                                                                         ----------------  ----------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              -                 -                 -
                                                                         ----------------  ----------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                          -                                   -
                                                                         ----------------  ----------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                              -                                   -


CASH POSITION, BEGINNING OF THE PERIOD                                                 -                                   -
                                                                         ----------------  ----------------  ---------------


CASH POSITION, END OF THE PERIOD                                         $             -   $                 $             -
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                           $             -   $             -   $             -
    Cash paid for interest                                                             -                 -                 -
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Common shares issued for services                                    $             50  $             -   $             -
    Expenses paid by related party on behalf of the Company                        17,613             9,561             8,052
==============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==============================================================================================================================

                                                                                                     Deficit
                                                                                                 Accumulated
                                                     Common Stock                                     During
                                           ---------------------------------     Additional              the            Total
                                                                                    Paid-in      Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
==============================================================================================================================

BALANCE, JULY 23, 1997                                 -    $           -    $           -   $           -    $           -

    Capital stock issued for services             500,000               50               -               -                50

    Loss for the period                                -                -                -              (50)             (50)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                  500,000               50               -              (50)              -

    Shareholder capital contribution                   -                -             8,052              -             8,052

    Loss for the year                                  -                -                -           (8,052)          (8,052)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2000                           500,000               50            8,052          (8,102)              -

    Shareholder capital contribution                   -                -             9,561              -             9,561

    Loss for the year                                  -                -                -          (16,732)         (16,732)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2001                           500,000   $           50   $       17,613  $      (24,834)  $       (7,171)
==============================================================================================================================






   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

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

         The Company entered the development stage in accordance with Statement of Financial Accounting Standards No. 7 on July 23, 1997. Its purpose is to evaluate, structure and complete a merger with, or acquire a privately owned corporation. The Company is a "Blank Check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange Commission.

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

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2001.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

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

         On July 23, 1997, the Company issued 500,000 shares of common stock for services at a deemed value of $50.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

================================================================================


4.       CAPITAL STOCK (cont'd.....)

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

5.       INCOME TAXES

         The Company's total deferred tax asset at March 31 is as follows:


         ====================================================================================================================

                                                                                                        2001            2000
         --------------------------------------------------------------------------------------------------------------------

         Tax benefit of net operating loss carryforward                                        $       3,724  $       1,215
         Valuation allowance                                                                          (3,724)        (1,215)
                                                                                               -------------  -------------

                                                                                               $          -   $          -
         ====================================================================================================================

        The Company has a net operating loss carryforward of approximately $24,834, which if not used, will expire between the years 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

================================================================================


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the year ended March 31, 2001, the Company accrued $7,171 and paid $6,082 for professional fees, and $1,200 for filing fees. In addition, the affiliate paid $2,279 for existing accounts payable. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.