Form 10QSB
period 2001-06-30
EASTERN MANAGEMENT CORP /
filed 2001-08-08
CIK 1088201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:          500,000 common shares as at
June 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                            EASTERN MANAGEMENT CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   June 30, 2001 and March 31, 2001

                   Consolidated Statements of Operations for the periods ended June 30, 2001 and June 30, 2000

                   Consolidated Statements of Cash Flows for
                   the periods ended June 30, 2001 and June 20,
                   2000

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

         Item 5    Other Information

         Item 6    Exhibits and Reports on Form 8K


         SIGNATURES

                         EASTERN MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  JUNE 30, 2001

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================

                                                                                                     June 30,        March 31,
                                                                                                         2001             2001
-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         $           -   $            -
===============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                                               $        9,121  $         7,171
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2001 - 500,000 common shares
          June 30, 2001 - 500,000 common shares                                                            50               50
    Additional paid-in capital                                                                         22,445           17,613
    Deficit accumulated during the development stage                                                  (31,616)         (24,834)
                                                                                               --------------  ---------------

                                                                                                       (9,121)          (7,171)
                                                                                               --------------  ---------------

Total liabilities and stockholders' equity                                                     $           -   $            -
===============================================================================================================================


On behalf of the Board:

/s/Jason John
---------------------------
Jason John, Director





   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


===============================================================================================================================

                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,       Three Month       Three Month
                                                                                  1997 to      Period Ended      Period Ended
                                                                                March 31,          June 30,          June 30,
                                                                                     2001              2001              2000
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Office and miscellaneous                                            $             50   $             -   $             -
    Professional fees                                                             30,366              6,782             2,650
    Transfer agent and filing fees                                                 1,200                 -                 -
                                                                        ----------------   ----------------  ---------------


LOSS FOR THE PERIOD                                                     $         31,616   $          6,782  $          2,650
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                           $          (0.01) $          (0.01)
===============================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                       500,000           500,000
===============================================================================================================================






   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================

                                                                               Cumulative
                                                                                  Amounts
                                                                           From Inception
                                                                              on July 23,       Three Month       Three Month
                                                                                  1997 to      Period Ended      Period Ended
                                                                                March 31,          June 30,          June 30,
                                                                                     2001              2001              2000
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $        (31,616)  $         (6,782) $         (2,650)

    Items not affecting cash:
       Stock issued for services                                                      50                 -
       Expenses paid by related party on behalf of Company                        22,445              4,832                -

    Change in non-cash working capital items
       Increase in accounts payable                                                9,121              1,950             2,650
                                                                        ----------------   ----------------  ----------------

     Net cash used in operating activities                                            -                  -                 -
                                                                        ----------------   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used in investing activities                                            -                  -                 -
                                                                        ----------------   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash provided by financing activities                                        -                  -                 -
                                                                        ----------------   ----------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                             -                  -                 -


CASH POSITION, BEGINNING OF THE PERIOD                                                -                  -                 -
                                                                        ----------------   ----------------  ---------------


CASH POSITION, END OF THE PERIOD                                        $             -    $             -   $             -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                          $             -    $             -   $             -
    Cash paid for interest                                              $             -    $             -   $             -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
FINANCING ACTIVITIES:
    Common shares issued for services                                   $             50   $             -   $             -
    Expenses paid by related party on behalf of Company                           22,445   $          4,832                -
===============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

===============================================================================================================================


                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                     Common Stock                Additional              the            Total
                                           ---------------------------------        Paid-in      Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 23, 1997                                 -    $           -    $           -   $           -    $           -

    Capital stock issued for services             500,000               50               -               -                50

    Loss for the period                                -                -                -              (50)             (50)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                  500,000               50               -              (50)              -

    Shareholder capital contribution                   -                -             8,052              -             8,052

    Loss for the year                                  -                -                -           (8,052)          (8,052)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2000                           500,000               50            8,052          (8,102)              -

    Shareholder capital contribution                   -                -             9,561              -             9,561

    Loss for the year                                  -                -                -          (16,732)         (16,732)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2001                           500,000               50           17,613         (24,834)          (7,171)

    Shareholder capital contribution                   -                -             4,832              -             4,832

    Loss for the period                                -                -                -           (6,782)          (6,782)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, JUNE 30, 2001                            500,000   $           50   $       22,445  $      (31,616)  $       (9,121)
===============================================================================================================================







   The accompanying notes are an integral part of these financial statements.

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.


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

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2001.


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

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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



         Proposed public offering of common stock


         The Company has commenced with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 500,000 common shares to be sold at a price of $0.10 per share.


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

EASTERN MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================


5.       INCOME TAXES

         The Company's total deferred tax asset is as follows:


         ====================================================================================================================

                                                                                                    June 30,       March 31,
                                                                                                        2001            2001
         --------------------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                                        $       4,743  $       3,726
         Valuation allowance                                                                          (4,743)        (3,726)
                                                                                               -------------  -------------

                                                                                               $          -   $          -
         ====================================================================================================================

         The Company has a net operating loss carryforward of approximately $31,616, which if not used, will begin to expire in 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three month period ended June 30, 2001, the Company incurred $6,782 in professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                           None

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EASTERN MANAGEMENT CORP.


Dated:  August 8, 2001                Per:    /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director